Form 10-Q
period 1995-06-30
ALDEN ELECTRONICS INC
filed 1995-08-11
CIK 3398

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended June 30, 1995        Commission file number 1-7404

                         ALDEN ELECTRONICS, INC.
         (Exact name of registrant as specified in its charter)


              Massachusetts                               04-2156392
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

         40 WASHINGTON STREET, WESTBOROUGH, MASSACHUSETTS 01581
                (Address of principal executive offices)

   Registrant's telephone number, including area code     508/366-8851

                                   N/A
       ___________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes ___X____   No ______

Number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class A Common Stock -- 2,010,385 shares

                Class B Common Stock --    25,000 shares

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30                 March 31
                                          1995                    1995
                                         ---------------         ---------------
                                         (unaudited)              (note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $       95,768           $  143,238
Trade accounts receivable,
     less allowance of $42,000                2,526,698            2,552,994
Refundable Income Taxes                                               98,000
Inventories:
  Finished Goods                                187,675              440,086
  Work in Process                             1,935,612            2,410,033
  Parts & Materials                             635,863              587,386
                                         ---------------       --------------
                                              2,759,150            3,437,505
Prepaid Expenses                                194,241              170,543
Deferred Income Tax Asset                        53,000               53,000
                                        ----------------      ---------------
TOTAL CURRENT ASSETS                          5,628,857            6,455,280

PROPERTY, PLANT AND
 EQUIPMENT
Land & Buildings                              3,715,654            3,715,654
Equipment on Lease                            3,115,528            5,768,450
Other Machinery and Equipment                 7,915,138            7,666,017
                                        ----------------      ---------------
                                             14,746,320           17,150,121
Less Allowance for depreciation              10,523,456           12,979,112
                                         ---------------      ---------------
                                              4,222,864            4,171,009
INTANGIBLE ASSETS, net of
accumulated amortization                         43,144               53,874
                                        ----------------      ---------------
                                        $     9,894,865       $   10,680,163
                                        ================      ===============

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                         June 30               March 31
                                         1995                  1995
                                        ----------------      ---------------
                                        (unaudited)           (note)
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                           $       700,000       $      700,000
Accounts payable                                911,922            1,204,026
Accrued expenses                                653,531            1,044,936
Deferred revenue                                 33,974               73,224
Other current liabilities                       366,569              400,222
Current Portion - Long term debt                 96,672               96,672
                                        ----------------      ---------------
TOTAL CURRENT LIABILITIES                     2,762,668            3,519,080

Long Term Debt - Less Current
Portion                                         306,122              330,290
DEFERRED INCOME TAXES                           103,000              103,000

STOCKHOLDER'S EQUITY
Class A Common Stock, par value
 $1 per share-- authorized 2,500,000
 shares, issued 2,010,385                     2,010,385            2,010,385
Class B Common Stock, without par
 value-- authorized
and issued 25,000 shares                             75                   75
Additional paid-in capital                    1,611,418            1,611,418
Retained earnings                             3,164,635            3,171,898
Treasury shares                                                       (2,086)
Currency translation adjustment                 (63,438)             (63,897)
                                        ----------------      ---------------
                                              6,723,075            6,727,793
                                        ----------------      ---------------
                                        $     9,894,865       $   10,680,163
                                        ================      ===============

Note: The balance sheet at March 31, 1995 was derived from the audited financial statements at that date.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                          Quarter ended        Quarter ended
                                          June 30, 1995        June 30, 1994
                                         ---------------      ---------------
REVENUES
     Net  sales and service revenues     $    3,648,099        $  3,543,247
     Income from leased equipment               184,189             274,071
     Interest                                     2,199               3,749
                                         ---------------      ---------------
                                              3,834,487           3,821,077
COSTS AND EXPENSES
     Cost of products sold and
          expenses of leasing
          equipment                           2,679,560           2,635,341
     Selling, administrative and
          general                             1,117,769           1,234,804
     Interest expense                            36,928              13,924

                                         ---------------      ---------------
                                              3,834,257           3,884,069
                                         ---------------      ---------------
          EARNINGS (LOSS) BEFORE
                    INCOME TAXES                    230       (      62,992)
INCOME TAXES                                      7,493               9,771
                                         ---------------      ---------------
              NET EARNINGS (LOSS)        $    (   7,263)      $  (   72,763)
                                         ===============      ===============

Net Earnings (loss) per share            $     ( 0.00)        $    ( 0.03)
                                         ===============      ===============

Note:  No dividends were declared during the periods presented.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         Quarter ended         Quarter ended
                                         June 30, 1995         June 30, 1994
                                         ----------------     ---------------
OPERATING ACTIVITIES
Net (loss)                               $   (     7,263)      $ (   72,763)
Adjustments to reconcile net
earnings to net cash provided by
 operating activities;
     Depreciation & amortization                 248,595            251,133
     Provision for doubtful accounts               1,500
     Decrease/(increase) in operating assets
          and (decrease)/increase in
          liabilities:
             Accounts receivable                  24,796         (   13,085)
             Refundable income taxes              98,000
             Inventories                         678,355           (630,653)
             Other current assets              (  23,698)       (    41,561)
             Accounts payable, accrued
                expenses and other
                current liabilities            ( 717,162)        (  420,525)
             Deferred revenue                  (  39,250)            14,676
             Foreign currency translation      (   1,763)             2,256
                                          ---------------    ----------------
                NET CASH PROVIDED BY
                 (USED IN) OPERATING
                          ACTIVITIES             262,110        (   910,522)

INVESTING ACTIVITIES
     Purchases of property, plant
      and equipment                             (289,720)          (117,571)
                                         ----------------    ----------------
                  NET CASH USED FOR
               INVESTING ACTIVITIES           (  289,720)          (117,571)

FINANCING ACTIVITIES
     Principal payments on
     long term debt                           (   24,168)        (    8,333)
     Sale of treasury stock                        2,086
                                         ----------------    ----------------
                   NET CASH USED FOR
               FINANCING  ACTIVITIES            ( 22,082)         (   8,333)

                                         ----------------    ----------------

  Effect of exchange rate changes
                    on cash equivalents            2,222              8,080
                                         ----------------    ----------------
              INCREASE (DECREASE) IN
                       CASH AND CASH
                         EQUIVALENTS             (47,470)        (1,028,346)

Cash and cash equivalents at beginning
     of period                                   143,238          1,440,225
                                          ----------------   ----------------
                       CASH AND CASH
                      EQUIVALENTS AT
                       END OF PERIOD      $       95,768     $      411,879
                                          ================   ================

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT - COMPUTATION OF EARNINGS PER SHARE

                                          Quarter Ended        Quarter Ended
                                          June 30, 1995        June 30, 1994
                                         ----------------     ---------------
Average number of shares of
     Class A Common Stock                      2,010,385          2,010,385

Effest of conversion of Class
     B Common Stock                              175,000            175,000
                                         ----------------     ---------------
                         Total                 2,185,385          2,185,385
                                         ================     ===============
Net earnings (loss)                          $    (7,263)         $ (72,763)
                                         ================     ===============
Net earnings per share                       $    (0.00)         $   (0.03)


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues for the quarter ended June 30, 1995 were $3,848,099 compared to $3,821,077 for the same period in the prior year. The overall increase in revenues is attributable to sales of weather display systems introduced late in the prior fiscal year including the ALDEN WAFS terminal. The sales of these terminals amounted to approximately $500,000 during the quarter. This increase was partially offset by decreases in revenue from the sale of paper products ($230,000), marine weather chart recorders ($130,000) and revenues from the lease of equipment to governmental agencies of $90,000.

Gross profit, as a percent of sales, was 30.1% for the quarter ended
June 30, 1995 compared to 31.0% for the same period in the prior year. The 1995 margin was adversely affected by increased expenditures for product development during the quarter and the decline in revenues from the lease of equipment. These declines were offset by the recording of a benefit amounting to approximately $223,000 from agreements reached with various suppliers of components and services to the Company to offset costs of the Company's December 19, 1994 recall of its SATFIND-406(tm) SURVIVAL EPIRB.

Selling, administrative and general expenses were approximately $117,000 (or 3.1% of sales)less for the quarter when compared to the same period in the prior year due to staff reductions implemented in the last quarter of prior fiscal year and reductions in advertising costs.

Cash and cash equivalents decreased by $47,000 for the quarter ended June 30, 1995. This decrease was primarily due to investments in property, plant and equipment and repayment of debt made in the normal course of business. Management believes that internally generated funds and its existing credit facilities will be sufficent to satisfy its anticipated working capital and capital needs for the remainder of the fiscal year.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

PART II  --  OTHER INFORMATION

ITEMS 1- 3-- INCLUSIVE

Not Applicable

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Deferred Annual Meeting of Stockholders, held on July 25, 1995, the Company's Class B Common Stockholders unaminously voted to elect the following individuals to its Board of Directors:

   Elizabeth J. Alden
   William L. Alden
   Arnold A. Kraft
   J. David Luening

The Class B Common Stockholders voted to elect Robert J. Wentworth as Treasurer and Clerk.

The Class B Common Stockholders also approved the appointment of Ernst
& Young LLP as the independent auditors for the Company for the year ended March 31, 1996.

ITEM 5  --  OTHER INFORMATION

Not applicable

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27. Financial Data Schedule.

The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALDEN ELECTRONICS, INC.


                         Date:     August 10, 1995


                         By:/s/ Arnold A. Kraft
                         ______________________
                         Arnold A. Kraft
                         President and
                         Chief Executive Officer
                         (Principal Executive Officer)


                         Date:     August 10, 1995


                         By:/s/ Robert J. Wentworth
                         _____________________
                         Robert J. Wentworth
                         Treasurer
                         (Principal Financial Officer)