Form 10-Q
period 1995-09-30
ALDEN ELECTRONICS INC
filed 1995-11-03
CIK 3398

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended September 30, 1995   Commission file number 1-7404

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

                        Yes ___X____   No ______

Number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class A Common Stock -- 2,010,385 shares

                Class B Common Stock --    25,000 shares

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30            March 31
                                               1995                  1995
                                         ---------------       ----------------
                                         (unaudited)            (note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $       26,673         $      143,238
Trade accounts receivable,
  less allowance of $42,000                   2,687,404              2,552,994
Refundable Income Taxes                                                 98,000
Inventories:
  Finished Goods                                269,747                440,086
  Work in Process                             1,822,730              2,410,033
  Parts & Materials                             531,612                587,386
                                         ---------------        ---------------
                                              2,624,089              3,437,505
Prepaid Expenses                                193,047                170,543
Deferred Income Tax Asset                        53,000                 53,000
                                        ----------------        ---------------
TOTAL CURRENT ASSETS                          5,584,213              6,455,280

PROPERTY, PLANT AND
  EQUIPMENT
    Land & Buildings                          3,720,601              3,715,654
    Equipment on Lease                        2,120,352              5,768,450
    Other Machinery and Equipment             8,044,882              7,666,017
                                        ----------------       ----------------
                                             13,885,835             17,150,121
Less Allowance for depreciation               9,692,648             12,979,112
                                         ---------------       ----------------
                                              4,193,187              4,171,009
INTANGIBLE ASSETS, net of
  accumulated amortization                       31,965                 53,874
                                        ----------------       ----------------
                                        $     9,809,365        $    10,680,163
                                        ================       ================

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                          September 30             March 31
                                              1995                   1995
                                        ----------------        ---------------
                                        (unaudited)             (note)
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                           $       500,000       $        700,000
Accounts payable                              1,386,228              1,204,026
Accrued expenses                                665,006              1,044,936
Deferred revenue                                 93,604                 73,224
Other current liabilities                       344,884                400,222
Current Portion - Long term debt                 96,672                 96,672
                                        ----------------       ---------------
TOTAL CURRENT LIABILITIES                     3,086,394              3,519,080

Long Term Debt - Less Current
  Portion                                       281,954                330,290
DEFERRED INCOME TAXES                           103,000                103,000

STOCKHOLDER'S EQUITY
Class A Common Stock, par value
  $1 per share-- authorized 2,500,000
  shares, issued 2,010,385                    2,010,385              2,010,385
Class B Common Stock, without par
  value-- authorized
  and issued 25,000 shares                           75                     75
Additional paid-in capital                    1,611,418              1,611,418
Retained earnings                             2,780,573              3,171,898
Treasury shares                                                         (2,086)
Currency translation adjustment                 (64,434)               (63,897)
                                        ----------------       ---------------
                                              6,338,017              6,727,793
                                        ----------------       ---------------
                                        $     9,809,365        $    10,680,163
                                        ================       ===============

Note: The balance sheet at March 31, 1995 was derived from the audited financial statements at that date.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                            Six months ended             Quarter Ended
                              September 30                September 30
                            ----------------            ----------------
                           1995          1994          1995          1994
                       ------------  ------------  ------------  ------------
REVENUES
  Net sales and
    service revenues   $ 6,915,619   $ 8,123,160   $ 3,267,520   $ 4,579,913
  Income from leased
    equipment              369,610       525,334       185,421       251,263
  Interest income            3,241        18,312         1,042        14,553
                       ------------  ------------  ------------  ------------
                         7,288,470     8,666,806     3,453,983     4,845,729
COSTS AND EXPENSES
  Cost of products
    sold and expenses
    of leasing
    equipment            5,414,299     5,979,832     2,734,739     3,344,491
  Selling,
    administrative
    and general          2,162,813     2,948,913     1,045,044     1,714,109
  Interest expense          76,812        52,739        39,884        38,815

                       ------------  ------------  ------------  ------------
                         7,653,924     8,981,484     3,819,667     5,097,415
                       ------------  ------------  ------------  ------------
EARNINGS (LOSS) BEFORE
          INCOME TAXES   ( 365,454)    ( 314,678)    ( 365,684)    ( 251 686)
INCOME TAXES                25,871        16,905        18,378         7,134
                       ------------  ------------  ------------  ------------
   NET EARNINGS (LOSS) $ ( 391,325)  $ ( 331,583)  $ ( 384,062)  $ ( 258,820)
                       ============  ============  ============  ============

Net Earnings (loss)
  per share            $  ( 0.18)    $  ( 0.15)    $  ( 0.18)    $  ( 0.12)
                       ============  ============  ============  ============

Note:  No dividends were declared during the periods presented.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended
                                                      September 30
                                                    ----------------
                                                1995                1994
                                          ----------------    ---------------
OPERATING ACTIVITIES
Net (loss)                                $   (   391,325)    $   (  331,583)
Adjustments to reconcile net
earnings to net cash provided by
 operating activities;
     Depreciation & amortization                  523,237            501,802
     Provision for doubtful accounts                6,000
     Decrease/(increase) in operating assets
          and (decrease)/increase in
          liabilities:
             Accounts receivable              (   140,410)        (  666,668)
             Refundable income taxes               98,000
             Inventories                          632,790         (1,416,235)
             Other current assets             (    22,504)        (   63,901)
             Accounts payable, accrued
                expenses and other
                current liabilities          (    253,066)           295,884
             Deferred revenue                      20,380             30,570
             Foreign currency translation    (      8,300)               320
                                           --------------     ---------------
                NET CASH PROVIDED BY
                 (USED IN) OPERATING
                          ACTIVITIES              464,802         (1,649,811)

INVESTING ACTIVITIES
     Purchases of property, plant
      and equipment                            (  342,880)        (  293,057)
                                          ---------------     ---------------
                  NET CASH USED FOR
               INVESTING ACTIVITIES            (  342,880)        (  293,057)

FINANCING ACTIVITIES
     Principal payments on
     long term debt                             (   48,336)       (   16,389)
     Short-Term Borrowings                                         1,000,000
     Repayment of Notes Payable                 (  200,000)
     Sale of treasury stock                          2,086
                                           ---------------    ---------------
                   NET CASH USED FOR
               FINANCING  ACTIVITIES            (  246,250)          983,611

                                           ---------------    ---------------

  Effect of exchange rate changes
                    on cash equivalents              7,763            13,085
                                           ---------------    ---------------
              INCREASE (DECREASE) IN
                       CASH AND CASH
                         EQUIVALENTS            (  116,565)       (  946,172)

Cash and cash equivalents at
  beginning of period                              143,238         1,440,225
                                           ---------------    ---------------
                       CASH AND CASH
                      EQUIVALENTS AT
                       END OF PERIOD       $        26,673    $      494,053
                                           ===============    ===============

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 1995 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT - COMPUTATION OF EARNINGS PER SHARE

                             Six Months Ended           Quarter Ended
                               September 30              September 30
                             ----------------            ----------------
                            1995          1994         1995          1994
                        ------------  -----------  ------------  ------------
Average number of
  shares of Class A
  Common Stock            2,010,385    2,010,385     2,010,385     2,010,385

Effect of conversion
  of Class
  B Common Stock            175,000      175,000       175,000       175,000
                       ------------  ------------  ------------  ------------
               Total      2,185,385    2,185,385     2,185,385     2.185,385
                       ============  ============  ============  ============
Net earnings (loss)     $(  391,325) $(  331,583)   $( 384,062)   $( 258,820)
                       ============  ============  ============  ============
Net earnings per share $    (0.18)   $    (0.15)   $   (0.18)    $   (0.12)
                       ============  ============  ============  ============


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues for the quarter ended September 30, 1995 were $3,453,983 compared to $4,845,729 for the same period in the prior year. The overall decrease in revenues is attributable to fewer large order sales of the Company's 9315CTP Printer, continuing reductions in the sales of paper and parts for older equipment and certain products discountinued during the last quarter of the prior fiscal year. Sales of the 9315CTP Printer were approximately $900,000 less than in the same period in the prior year while the sales of paper and parts on older equipment and discontinued products accounted for approximately $800,000 of reduced revenues. These reductions were partially offset by increased revenues from the sales of weather display systems, which experienced an increase in sales of approximately $500,000 over the same period in the prior year.

Gross profit, as a percent of sales, was 21.8% for the quarter ended
September 30, 1995 compared to 31.0% for the same period in the prior year. The 1995 margin was adversely affected by the decrease in sales of the 9315CTP Printer, greater than anticipated costs to produce new products during their introductory period and the continuing decline in revenues from leased equipment.

Selling, administrative and general expenses were approximately $670,000 less for the quarter when compared to the same period in the prior year due to cost containment measures, reductions in certain direct selling expenses and new product promotional costs incurred in the prior fiscal year, which did not occur in the current period.

Revenues for the six months ended September 30, 1995 were $7,288,470 compared to $8,666,806 for the same period in the prior year. The overall decrease in revenues is attributable to fewer large order sales of the Company's
9315CTP Printer, continuing reductions in the sales of paper and parts for older equipment and certain products discountinued during the last quarter of the prior fiscal year. Sales of the 9315CTP Printer were approximately $800,000 less than for the same period in the prior year while the sales of paper and parts on older and discontinued products accounted for approximately $1,200,000 of reduced sales. These reductions were partially offset by increased revenues from the sales of weather display systems, which experienced an increase in sales of approximately $1,000,000 over the same period in the prior year.

Gross profit, as a percent of sales, was 25.7% for the six months compared to 31.0% for the same period in the prior year. The 1995 margin was adversely affected by the decreased sales of 9315CTP Printers, greater than anticipated costs to produce new products during their introductory period and the continuing decline in revenues from leased equipment.

Selling, administrative and general expenses were approximately $786,000 less for the six months ended September 30, 1995 when compared to the same period in the prior year due to cost containment measures, reductions in certain direct selling expenses and new product promotional costs incurred in the prior fiscal year, which did not occur in the current period.

Cash and cash equivalents decreased by $117,000 for the six months ended September 30, 1995. This decrease was primarily due to investments in property, plant and equipment and repayment of debt made in the normal course of business exceeding cash provided by operating activities. Management believes that internally generated funds will be sufficent to satisfy its anticipated working capital and capital needs for the remainder of the fiscal year.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

PART II  --  OTHER INFORMATION

ITEMS 1- 3-- INCLUSIVE

Not Applicable

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective October 23, 1995, the Class B Stockholders voted by unanimous written consent to enlarge the Board of Directors from four to five members and to elect George P. Bauer as a Director of the Company.

ITEM 5  --  OTHER INFORMATION

Not applicable

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27. Financial Data Schedule.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALDEN ELECTRONICS, INC.


                         Date:     November 3, 1995


                         By:/s/ Arnold A. Kraft
                         ______________________
                         Arnold A. Kraft
                         President and
                         Chief Executive Officer
                         (Principal Executive Officer)


                         Date:     November 3, 1995


                         By:/s/ Robert J. Wentworth
                         _____________________
                         Robert J. Wentworth
                         Treasurer
                         (Principal Financial Officer)