Form 10-Q
period 1995-12-31
ALDEN ELECTRONICS INC
filed 1996-02-13
CIK 3398

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended December 31, 1995   Commission file number 1-7404

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

                        Yes ___X____   No ______

Number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class A Common Stock -- 2,010,385 shares

                Class B Common Stock --    25,000 shares

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           December 31             March 31
                                               1995                  1995
                                         ---------------       ----------------
                                         (unaudited)            (note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $      266,389         $      143,238
Trade accounts receivable,
  less allowance of $110,000 at
  December 31, 1995 and $42,000
  at March 31, 1995                           2,282,633              2,552,994
Refundable Income Taxes                                                 98,000
Inventories:
  Finished Goods                                272,294                440,086
  Work in Process                             1,432,748              2,410,033
  Parts & Materials                             452,129                587,386
                                         ---------------        ---------------
                                              2,157,171              3,437,505
Prepaid Expenses                                152,750                170,543
Deferred income tax asset                        53,000                 53,000
                                        ----------------        ---------------
TOTAL CURRENT ASSETS                          4,911,943              6,455,280

PROPERTY, PLANT AND
  EQUIPMENT
    Land & Buildings                          3,731,776              3,715,654
    Equipment on Lease                          587,188              5,768,450
    Other Machinery and Equipment             7,698,436              7,666,017
                                        ----------------       ----------------
                                             12,017,400             17,150,121
Less: Allowance for depreciation              8,733,631             12,979,112
                                         ---------------       ----------------
                                              3,283,769              4,171,009
INTANGIBLE ASSETS, net of
  accumulated amortization                       15,015                 53,874
                                        ----------------       ----------------
                                        $     8,210,727        $    10,680,163
                                        ================       ================

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                          December 31              March 31
                                              1995                   1995
                                        ----------------        ---------------
                                        (unaudited)             (note)
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                           $       450,000       $        700,000
Accounts payable                              1,403,791              1,204,026
Accrued expenses                                715,151              1,044,936
Deferred revenue                                114,185                 73,224
Other current liabilities                       526,747                400,222
Current Portion - Long term debt                354,404                 96,672
                                        ----------------       ---------------
TOTAL CURRENT LIABILITIES                     3,564,278              3,519,080

Long Term Debt - Less Current
  Portion                                                              330,290
Other non-current liabilities                   200,000
Deferred income taxes                           103,000                103,000

STOCKHOLDER'S EQUITY
Class A Common Stock, par value
  $1 per share-- authorized 2,500,000
  shares, issued 2,010,385                    2,010,385              2,010,385
Class B Common Stock, without par
  value-- authorized
  and issued 25,000 shares                           75                     75
Additional paid-in capital                    1,611,418              1,611,418
Retained earnings                               789,715              3,171,898
Treasury shares                                                         (2,086)
Currency translation adjustment                 (68,144)               (63,897)
                                        ----------------       ---------------
                                              4,343,449              6,727,793
                                        ----------------       ---------------
                                        $     8,210,727        $    10,680,163
                                        ================       ===============

Note: The balance sheet at March 31, 1995 was derived from the audited financial statements at that date.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                            Nine months ended            Quarter Ended
                              December 31                 December 31
                            ----------------            ----------------
                           1995          1994          1995          1994
                       ------------  ------------  ------------  ------------
REVENUES
  Net sales and
    service revenues   $ 9,636,198   $12,513,755   $ 2,733,644   $ 4,390,595
  Income from leased
    equipment              549,646       763,097       180,036       237,763
  Interest income           17,040        19,246           734           934
                       ------------  ------------  ------------  ------------
                        10,202,884    13,296,098     2,914,414     4,629,292
COSTS AND EXPENSES
  Cost of products
    sold and expenses
    of leasing
    equipment            8,484,909    10,856,029     3,070,610     4,876,197
  Selling,
    administrative
    and general          3,156,151     4,539,564       993,338     1,590,651
  Asset write-down         766,886                     766,886
  Interest expense         104,217        96,292        27,405        43,553
                       ------------  ------------  ------------  ------------
                        12,512,163    15,491,885     4,858,239     6,510,401
                       ------------  ------------  ------------  ------------
EARNINGS (LOSS) BEFORE
          INCOME TAXES  (2,309,279)   (2,195,787)   (1,943,825)   (1,881,109)
INCOME TAXES (BENEFIT)      72,905    (    1,308)       47,034    (   18,213)
                       ------------  ------------  ------------  ------------
   NET EARNINGS (LOSS) $(2,382,184)  $(2,194,479)  $(1,990,859)  $(1,862,896)
                       ============  ============  ============  ============

Net Earnings (loss)
  per share            $  ( 1.09)    $  ( 1.00)    $  ( 0.91)    $  ( 0.85)
                       ============  ============  ============  ============

Note:  No dividends were declared during the periods presented.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Nine Months Ended
                                                       December 31
                                                    ----------------
                                                1995                1994
                                          ----------------    ---------------
OPERATING ACTIVITIES
Net (loss)                                $    (2,382,184)    $   (2,194,479)
Adjustments to reconcile net
earnings to net cash provided by
 operating activities;
     Depreciation & amortization                  784,920            749,570
     Provision for doubtful accounts               32,500             47,000
     Provision for inventory and equipment
       write-downs                                956,886            578,000
     Provision for warranty costs                 350,000
     Decrease/(increase) in operating assets
          and (decrease)/increase in
          liabilities:
             Accounts receivable                  237,861         (  400,691)
             Refundable income taxes               98,000            162,000
             Inventories                          871,625         (1,075,418)
             Other current assets                  17,793         (   95,110)
             Accounts payable, accrued
                expenses and other
                current liabilities            (  153,495)           844,852
             Deferred revenue                      40,961             52,000
             Foreign currency translation      (   12,010)        (    6,425)
                                           --------------     ---------------
                NET CASH PROVIDED BY
                 (USED IN) OPERATING
                          ACTIVITIES              842,857         (1,338,701)

INVESTING ACTIVITIES
     Purchases of property, plant
      and equipment                            (  406,997)        (  491,353)
                                          ---------------     ---------------
                  NET CASH USED FOR
               INVESTING ACTIVITIES            (  406,997)        (  491,353)

FINANCING ACTIVITIES
     Principal payments on
     long term debt                            (   72,558)        (   40,557)
     Short-term borrowings                                         1,000,000
     Repayment of notes payable                (  250,000)
     Sale of treasury stock                         2,086
                                           ---------------    ---------------
                   NET CASH USED FOR
               FINANCING  ACTIVITIES           (  320,472)           959,443

                                           ---------------    ---------------

  Effect of exchange rate changes
                    on cash equivalents             7,763             18,344
                                           ---------------    ---------------
              INCREASE (DECREASE) IN
                       CASH AND CASH
                         EQUIVALENTS              123,151         (  852,267)

Cash and cash equivalents at
  beginning of period                             143,238          1,440,225
                                           ---------------    ---------------
                       CASH AND CASH
                      EQUIVALENTS AT
                       END OF PERIOD       $      266,389     $      587,958
                                           ===============    ===============

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended December 31, 1995 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1995.

NOTE B -- ASSET WRITE-DOWNS

The Company develops and deploys various systems used in the collection and distribution of weather data acquired from the United States National
Weather Service ("NWS"). In recent years the NWS has substantially modernized many of the streams of information distributed by the Company and the Company has been required to make substantial investments in it's collection and distribution systems for this information. The Company anticipated that it's ability to participate in the distribution of improved data would generate increased revenues sufficent to offset the costs of these investments.

During the current year it became apparent to the Company that certain of these systems were not generating the anticipated increases in revenue and that the carrying value of the related assets might be impaired. When the Company compared the undiscounted cash flows expected to be generated by these assets to their carrying costs, it determined that a write-down of $766,886 was appropriate to reduce the carrying costs of these assets to an amount equal to the anticipated flows to be realized from these assets, discounted at a market rate of interest.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT - COMPUTATION OF EARNINGS PER SHARE

                             Nine Months Ended            Quarter Ended
                                December 31                December 31
                             ----------------            ----------------
                            1995          1994         1995          1994
                        ------------  -----------  ------------  ------------
Average number of
  shares of Class A
  Common Stock            2,010,385    2,010,385     2,010,385     2,010,385

Effect of conversion
  of Class
  B Common Stock            175,000      175,000       175,000       175,000
                       ------------  ------------  ------------  ------------
               Total      2,185,385    2,185,385     2,185,385     2.185,385
                       ============  ============  ============  ============
Net earnings (loss)     $(2,382,184) $(2,194,479)  $(1,990,859)  $(1,862,896)
                       ============  ============  ============  ============
Net earnings per share $    (1.09)   $    (1.00)   $   (0.91)    $   (0.85)
                       ============  ============  ============  ============


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues for the quarter ended December 31, 1995 were $2,914,414 compared to $4,629,292 for the same period in the prior year. The overall decrease in revenues is attributable to continuing reductions in the sales of paper and parts for older equipment, certain products discountinued during the last quarter of the prior fiscal year and reductions in the sales of certain marine electronics products. Revenues in the prior year's quarter ended
December 31 also included the effects of satellite receiver sales and installation revenues relating to an upgrade in the Company's weather data distribution capabilities.

The sales of paper and parts on older equipment were approximately $200,000 less than in the prior period while the decrease in revenues from discontinued products accounted for approximately $400,000 of reduced revenues. Sales of the Company's MarineFax and ALDENSART products were approximately $600,000 less than in the same quarter of the prior year. Revenues from the sale and installation of satellite receivers in the prior year amounted to approximately $400,000. These reduced revenues were partially offset by increased revenues from the sales of weather display systems, which experienced an increase in sales of approximately $200,000 for the quarter over the same period in the prior year.

Gross profit, as a percent of sales, was -5.4% for the quarter ended
December 31, 1995 compared to -5.3% for the same period in the prior year. The margin in each of these quarters was adversely effected by period charges. In the quarter ended December 31, 1995, the Company recorded a reserve of $350,000 relating to anticipated warranty obligations not previously recorded as well as $190,000 in additional reserves for excess and obsolete inventories. In the quarter ended December 31, 1994, the Company recorded a writedown of inventories amounting to $578,000 and a $464,000 charge to reflect anticipated costs of a product recall. Gross profit performance for the Quarter ended December 31, 1995 was also adversely effected by losses relating to contracts to develop custom applications, greater anticipated costs of new products during their introductory period and the continuing decline in revenues from leased equipment.

Selling, administrative and general expenses were approximately $600,000 less for the quarter when compared to the same period in the prior year due to cost containment measures, reductions in certain direct selling expenses and new product promotional costs incurred in the prior fiscal year, which did not occur in the current period.

The asset write-down charge for the quarter ended December 31, 1995 reflects the write-down of certain productive assets to reflect impaired value. These assets were written down to an amount equal to the estimated cash flows that is expected from their use, discounted at a market rate of interest.

Revenues for the nine months ended December 31, 1995 were $10,202,884 compared to $13,296,098 for the same period in the prior year. The overall decrease in revenues is attributable to fewer large order sales of the Company's
9315CTP Printer, continuing reductions in the sales of paper and parts for older equipment, certain products discountinued during the last quarter of the prior fiscal year and reductions in the sales of certain marine electronics products. Revenues in the prior year's nine month period ended December 31 also included the effects of satellite receiver sales and installation revenues relating to an upgrade in the Company's weather data distribution capabilities.

Sales of the 9315CTP Printer were approximately $900,000 less than for the same period in the prior year while the sales of paper and parts on older equipment and discountinued products accounted for approximately $1,700,000 of reduced sales. Reductions in the sales of the Company's MarineFax and ALDENSART products accounted for $900,000. Revenues from the sale and installation of satellite receivers in the prior year amounted to approximately $400,000. These reductions were partially offset by increased revenues from the sales of weather display systems, which experienced an increase in sales of approximately $1,200,000 over the same period in the prior year.

Gross profit, as a percent of sales, was 16.8% for the nine months compared to 18.4% for the same period in the prior year. The margin in each of these periods was adversely effected by period charges. In the nine months ended December 31, 1995, the Company recorded a reserve of $350,000 relating to anticipated warranty obligations not previously recorded as well as $190,000 in additional reserves for excess and obsolete inventories. In the nine months ended December 31, 1994, the Company recorded a write-down of inventories amounting to $578,000 and a $464,000 charge to reflect anticipated costs of a product recall. During the quarter ended June 30, 1995, the Company recorded a recovery of approximately $223,000 of these recall costs from agreements reached with various suppliers to contribute to the cost of the recall. Gross Profit performance for the nine months ended December 31, 1995 was also adversely effected by losses relating to contracts to develop custom applications, greater than anticipated costs of new products during their introductory period and the continuing decline in revenues from leased equipment.

Selling, administrative and general expenses were approximately $1,383,000 less for the nine months ended December 31, 1995 when compared to the same period in the prior year due to cost containment measures, reductions in certain direct selling expenses and new product promotional costs incurred in the prior fiscal year, which did not occur in the current period.

Cash and cash equivalents increased by $123,000 for the nine months ended December 31, 1995. This increase was primarily due to reductions in inventories and Accounte receivable exceeding expenditures in property, plant and equipment and repayment of debt made in the normal course of business. Management believes that internally generated funds will be sufficent to satisfy its anticipated working capital and capital needs for the remainder of the fiscal year.

The Company is currently in negotiations with several parties for the possible sale of certain assets, manufacturing and marketing rights relating to it's line of marine products. These discussions are preliminary in nature and their outcome cannot be determined at this time. The Company is also actively marketing its real estate holdings in Westborough Massachusetts in an effort to lease or sell excess space.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

PART II  --  OTHER INFORMATION

ITEMS 1- 3-- INCLUSIVE

Not Applicable

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5  --  OTHER INFORMATION

Not applicable

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27. Financial Data Schedule.

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALDEN ELECTRONICS, INC.


                         Date:     February 13, 1996


                         By:/s/ Arnold A. Kraft
                         ______________________
                         Arnold A. Kraft
                         President and
                         Chief Executive Officer
                         (Principal Executive Officer)


                         Date:     February 13, 1996


                         By:/s/ Robert J. Wentworth
                         _____________________
                         Robert J. Wentworth
                         Treasurer
                         (Principal Financial Officer)