Form 10-Q
period 1996-06-30
ALDEN ELECTRONICS INC
filed 1996-08-14
CIK 3398

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended June 30, 1996        Commission file number 1-7404

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

                        Yes ____X____   No ________

Number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class A Common Stock -- 2,010,385 shares

                Class B Common Stock --    25,000 shares

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                          June 30                 March 31
                                          1996                    1996
                                         ---------------         ---------------
                                         (unaudited)              (note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $      299,079           $  209,438
Trade accounts receivable,
     less allowance of $113,000               1,781,506            2,087,215
Inventories:
  Finished Goods                                315,755              435,153
  Work in Process                               546,705            1,080,012
  Parts & Materials                             121,299              207,606
                                         ---------------       --------------
                                                983,759            1,722,771
Prepaid Expenses                                127,446              132,941
Deferred Income Tax Asset                        20,000               20,000
                                        ----------------      ---------------
TOTAL CURRENT ASSETS                          3,211,790            4,172,365

PROPERTY, PLANT AND
 EQUIPMENT:
Land & Buildings                              3,623,070            3,731,776
Equipment on Lease                              284,217              282,176
Other Machinery and Equipment                 7,474,350            7,748,327
                                        ----------------      ---------------
                                             11,381,637           11,762,279
Less Allowance for depreciation               8,481,643            8,600,223
                                         ---------------      ---------------
                                              2,899,994            3,162,056

Other assets                                     20,000               29,921
                                        ----------------      ---------------
                                        $     6,131,784       $    7,364,342
                                        ================      ===============

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                         June 30               March 31
                                         1996                  1996
                                        ----------------      ---------------
                                        (unaudited)           (note)
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                           $       350,000       $      400,000
Accounts payable                                797,100            1,480,823
Accrued expenses                                826,341              714,433
Accrued warranty expenses                       313,323              348,323
Deferred revenue                                 73,384              109,736
Other current liabilities                       358,160              327,697
Current Portion - Long term debt                313,989              330,155
                                        ----------------      ---------------
TOTAL CURRENT LIABILITIES                     3,032,297            3,711,167


DEFERRED INCOME TAXES                            25,000               25,000

STOCKHOLDER'S EQUITY
Class A Common Stock, par value
 $1 per share-- authorized 2,500,000
 shares, issued 2,010,385                     2,010,385            2,010,385
Class B Common Stock, without par
 value-- authorized
and issued 25,000 shares                             75                   75
Additional paid-in capital                    1,611,418            1,611,418
Retained earnings (deficit)                  (  475,293)              83,176
Currency translation adjustment              (   72,098)          (   76,879)
                                        ----------------      ---------------
                                              3,074,487            3,628,175
                                        ----------------      ---------------
                                        $     6,131,784       $    7,364,342
                                        ================      ===============

Note: The balance sheet at March 31, 1996 was derived from the audited financial statements at that date.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                          Quarter ended        Quarter ended
                                          June 30, 1996        June 30, 1995
                                         ---------------      ---------------
REVENUES
     Net sales and service revenues      $    2,268,424        $  3,648,099
     Income from leased equipment               178,984             184,189
     Interest                                     1,545               2,199
                                         ---------------      ---------------
                                              2,448,953           3,834,487
COSTS AND EXPENSES
     Cost of products sold and
          expenses of leasing
          equipment                           1,814,268           2,679,560
     Selling, administrative and
          general                             1,136,570           1,117,769
     Interest expense                            23,378              36,928
     Asset Write-down                           130,260
     Gain on sale of assets                   ( 114,312)
                                         ---------------      ---------------
                                              2,990,164           3,834,257
                                         ---------------      ---------------
          EARNINGS (LOSS) BEFORE
                    INCOME TAXES              ( 541,211)                230
INCOME TAXES                                     17,258               7,493
                                         ---------------      ---------------
              NET EARNINGS (LOSS)        $    ( 558,469)      $  (    7,263)
                                         ===============      ===============

Net Earnings (loss) per share            $     ( 0.26)        $    ( 0.00)
                                         ===============      ===============

Note:  No dividends were declared during the periods presented.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         Quarter ended         Quarter ended
                                         June 30, 1996         June 30, 1995
                                         ----------------     ---------------
OPERATING ACTIVITIES
Net (loss)                               $   (   558,469)      $ (    7,263)
Adjustments to reconcile net
earnings to net cash provided by
 operating activities;
     Depreciation & amortization                 154,286            248,595
     Provision for doubtful accounts                                  1,500
     Provision for asset writedown               130,260
     Gain on disposal of assets              (   114,312)
     Provision for severence obligations         220,684
     Decrease/(increase) in operating assets
          and (decrease)/increase in
          liabilities:
             Accounts receivable                 283,708             24,796
             Refundable income taxes                                 98,000
             Inventories                          14,932            678,355
             Other current assets                  5,651         (   23,698)
             Accounts payable, accrued
                expenses and other
                current liabilities           (  398,930)        (  718,925)
             Deferred revenue                 (   36,352)        (   39,250)
                                          ---------------    ----------------
                NET CASH PROVIDED BY
                 (USED IN) OPERATING
                          ACTIVITIES          (  298,542)           262,110

INVESTING ACTIVITIES
     Proceeds from sale of assets                555,385
     Purchases of property, plant
      and equipment                           (  103,565)        (  289,720)
                                         ----------------    ----------------
                  NET CASH USED FOR
               INVESTING ACTIVITIES              451,820         (  289,720)

FINANCING ACTIVITIES
     Principal payments on
     long term debt                           (   66,166)        (   24,168)
     Sale of treasury stock                                           2,086
                                         ----------------    ----------------
                   NET CASH USED FOR
               FINANCING  ACTIVITIES          (   66,166)        (   22,082)

                                         ----------------    ----------------

  Effect of exchange rate changes
                    on cash equivalents            2,529              2,222
                                         ----------------    ----------------
              INCREASE (DECREASE) IN
                       CASH AND CASH
                         EQUIVALENTS              89,641         (   47,470)

Cash and cash equivalents at beginning
     of period                                   209,438            143,238
                                          ----------------   ----------------
                       CASH AND CASH
                      EQUIVALENTS AT
                       END OF PERIOD      $      299,079     $       95,768
                                          ================   ================

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE B -- ASSET WRITEDOWN

The Company has entered into an agreement to sell a portion of its real estate holdings. At June 30, 1996 the recorded value of such assets, net of accumulated depreciation, exceeded the agreed sale price by $130,260. A loss equal to this amount has been recorded for the quarter ended
June 30, 1996.

NOTE C -- GAIN ON DISPOSAL OF ASSETS

On June 11, 1996 the Company sold certain equipment and inventory relating to a marine product line. Net proceeds from this transaction amounted to $555,385 and a gain of $114,312 was recognized during the quarter ended June 30, 1996.

NOTE D -- SEVERANCE PROVISION

Effective June 10, 1996, the Company entered into termination agreements with two senior executives. Compensation and termination benefits amounting to $220,684 were recognized to reflect the Company's obligations under these agreements.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT - COMPUTATION OF EARNINGS PER SHARE

                                          Quarter Ended        Quarter Ended
                                          June 30, 1996        June 30, 1995
                                         ----------------     ---------------
Average number of shares of
     Class A Common Stock                      2,010,385          2,010,385

Effect of conversion of Class
     B Common Stock                              175,000            175,000
                                         ----------------     ---------------
                         Total                 2,185,385          2,185,385
                                         ================     ===============
Net earnings (loss)                          $ ( 558,469)         $ ( 7,263)
                                         ================     ===============
Net earnings per share                       $    (0.26)         $   (0.00)


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues for the quarter ended June 30, 1996 were $2,448,000 compared to $3,834,000 for the same period in the prior year. The overall decrease in revenues is attributable to the effects of discontinuing certain marine electronics products during the quarter ($770,000 less in the quarter ended June 30, 1996 when compared to the prior year) and the reductions in sales of weather display terminals amounting to approximately $500,000.

Gross profit, as a percent of sales, was 25.9% for the quarter ended
June 30, 1996 compared to 30.1% for the same period in the prior year. The 1995 margin was affected by the recording of a benefit amounting to approximately $223,000 from agreements reached with various suppliers of components and services to the Company to offset costs of the Company's December 19, 1994 recall of its SATFIND-406(tm) SURVIVAL EPIRB.

Selling, administrative and general expenses were approximately $19,000
(or 0.8% of sales) greater for the quarter when compared to the same period in the prior year. This increase reflects the provision for severence amounts recorded as the result of termination agreements entered into with two senior executives during the quarter amounting to $220,000 offseting reductions in expenditures from staff reductions and other cost containment measures.

Cash and cash equivalents increased by $90,000 for the quarter ended June 30, 1996. This increase was primarily due from the sale of certain assets relating to the production of marine electronics which resulted in proceeds of $555,000 being offset by repayment of trade indebtness, investments in property, plant and equipment and repayment of debt made in the normal course of business.

The Company continues to implement cost containment measures with the objective of maintaining revenues and reducing costs. Concurrently the Company is reviewing strategic alternatives with respect to all of its product lines and assets. The alternatives under consideration include divestiture of some or all its product lines and liquidation of some or all of its assets.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

PART II  --  OTHER INFORMATION

ITEMS 1- 3-- INCLUSIVE

Not Applicable

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Deferred Annual Meeting of Stockholders, held on July 23, 1996, the Company's Class B Common Stockholders unaminously voted to elect the following individuals to its Board of Directors:

   Elizabeth J. Alden
   William L. Alden
   George P. Bauer
   Arnold A. Kraft
   J. David Luening

The Class B Common Stockholders voted to elect Robert J. Wentworth as Treasurer and Clerk.

The Class B Common Stockholders also approved the appointment of Ernst
& Young LLP as the independent auditors for the Company for the year ended March 31, 1997.

ITEM 5  --  OTHER INFORMATION

Not applicable

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27. Financial Data Schedule.

On June 26, 1996, the Company filed a Report on Form 8-K regarding the disposition of certain assets which occured on June 11, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALDEN ELECTRONICS, INC.


                         Date:     August 14, 1996


                         By:/s/ Arnold A. Kraft
                         ______________________
                         Arnold A. Kraft
                         President and
                         Chief Executive Officer
                         (Principal Executive Officer)


                         Date:     August 14, 1996


                         By:/s/ Robert J. Wentworth
                         _____________________
                         Robert J. Wentworth
                         Treasurer
                         (Principal Financial Officer)