Form 10-Q
period 1996-09-30
ALDEN ELECTRONICS INC
filed 1996-11-14
CIK 3398

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended September 30, 1996   Commission file number 1-7404

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

                        Yes ___X____   No ______

Number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class A Common Stock -- 2,010,385 shares

                Class B Common Stock --    25,000 shares

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30            March 31
                                               1996                  1996
                                         ---------------       ----------------
                                         (unaudited)            (note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $       20,188         $      209,438
Trade accounts receivable,
  less allowance of $113,000                  2,012,539              2,087,215
Inventories:
  Finished Goods                                295,726                435,153
  Work in Process                               365,450              1,080,012
  Parts & Materials                             158,998                207,606
                                         ---------------        ---------------
                                                820,174              1,722,771
Prepaid Expenses                                153,510                132,941
Deferred Income Tax Asset                        20,000                 20,000
                                        ----------------        ---------------
TOTAL CURRENT ASSETS                          3,026,411              4,172,365

PROPERTY, PLANT AND
  EQUIPMENT
    Land & Buildings                          2,819,733              3,731,776
    Equipment on Lease                          284,217                282,176
    Other Machinery and Equipment             7,420,335              7,748,327
                                        ----------------       ----------------
                                             10,524,285             11,762,279
Less Allowance for depreciation               8,127,671              8,600,223
                                         ---------------       ----------------
                                              2,396,614              3,162,056

Other assets                                     20,000                 29,921
                                        ----------------       ----------------
                                        $     5,443,025        $     7,364,342
                                        ================       ================

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                          September 30             March 31
                                              1996                   1996
                                        ----------------        ---------------
                                        (unaudited)             (note)
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                           $       295,557       $        400,000
Accounts payable                              1,003,920              1,480,823
Accrued expenses                                731,834                714,433
Accrued warranty expenses                       278,323                348,323
Deferred revenue                                 76,334                109,736
Other current liabilities                       321,331                327,697
Current Portion - Long term debt                                       330,155
                                        ----------------       ---------------
TOTAL CURRENT LIABILITIES                     2,707,299              3,711,167

DEFERRED INCOME TAXES                            25,000                 25,000

STOCKHOLDER'S EQUITY
Class A Common Stock, par value
  $1 per share-- authorized 2,500,000
  shares, issued 2,010,385                    2,010,385              2,010,385
Class B Common Stock, without par
  value-- authorized
  and issued 25,000 shares                           75                     75
Additional paid-in capital                    1,611,418              1,611,418
Retained earnings                              (839,054)                83,176
Currency translation adjustment                 (72,098)            (   76,879)
                                        ----------------       ---------------
                                              2,710,726              3,628,175
                                        ----------------       ---------------
                                        $     5,443,025        $     7,364,342
                                        ================       ===============

Note: The balance sheet at March 31, 1996 was derived from the audited financial statements at that date.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                            Six months ended             Quarter Ended
                              September 30                September 30
                            ----------------            ----------------
                           1996          1995          1996          1995
                       ------------  ------------  ------------  ------------
REVENUES
  Net sales and
    service revenues   $ 4,303,097   $ 6,915,619   $ 2,034,673   $ 3,267,520
  Income from leased
    equipment              353,009       369,610       174,025       185,421
  Interest income            3,036         3,241         1,491         1,042
                       ------------  ------------  ------------  ------------
                         4,659,142     7,288,470     2,210,189     3,453,983
COSTS AND EXPENSES
  Cost of products
    sold and expenses
    of leasing
    equipment            3,663,818     5,414,299     1,849,550     2,734,739
  Selling,
    administrative
    and general          1,819,921     2,162,813       683,351     1,045,044
  Interest expense          54,030        76,812        30,652        39,884
  Loss on sale of
    assets                  31,186                      15,238
                       ------------  ------------  ------------  ------------
                         5,568,955     7,653,924     2,578,791     3,819,667
                       ------------  ------------  ------------  ------------
EARNINGS (LOSS) BEFORE
          INCOME TAXES   ( 909,813)    ( 365,454)    ( 368,602)    ( 365,684)
INCOME TAXES (BENEFIT)      12,415        25,871     (   4,841)       18,378
                       ------------  ------------  ------------  ------------
   NET EARNINGS (LOSS) $ ( 922,228)  $ ( 391,325)  $ ( 363,761)  $ ( 384,062)
                       ============  ============  ============  ============

Net Earnings (loss)
  per share            $  ( 0.42)    $  ( 0.18)    $  ( 0.17)    $  ( 0.18)
                       ============  ============  ============  ============

Note:  No dividends were declared during the periods presented.


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended
                                                      September 30
                                                    ----------------
                                                1996                1995
                                          ----------------    ---------------
OPERATING ACTIVITIES
Net (loss)                                $   (   922,228)    $   (  391,325)
Adjustments to reconcile net
earnings to net cash provided by
 operating activities;
     Depreciation & amortization                  298,858            523,237
     Provision for doubtful accounts                                   6,000
     Loss on disposal of assets                    31,186
     Decrease/(increase) in operating assets
          and (decrease)/increase in
          liabilities:
             Accounts receivable                   43,815         (  140,410)
             Refundable income taxes                                  98,000
             Inventories                          178,518            632,790
             Other current assets             (    20,417)        (   22,504)
             Accounts payable, accrued
                expenses and other
                current liabilities          (    128,902)        (  253,066)
             Deferred revenue                (     33,402)            20,380
             Foreign currency translation                         (    8,300)
                                           --------------     ---------------
                NET CASH PROVIDED BY
                 (USED IN) OPERATING
                          ACTIVITIES         (    552,572)            464,802

INVESTING ACTIVITIES

     Proceeds from sales of assets                944,677
     Purchases of property, plant
          and equipment                        (  149,286)        (  342,880)
                                          ---------------     ---------------
                  NET CASH USED FOR
               INVESTING ACTIVITIES               795,391         (  342,880)

FINANCING ACTIVITIES
     Principal payments on
         long term debt and
         Notes payable                         (  434,598)        (  248,336)
     Sale of treasury stock                                            2,086
                                           ---------------    ---------------
                   NET CASH USED FOR
               FINANCING  ACTIVITIES           (  434,598)        (  246,250)

                                           ---------------    ---------------

  Effect of exchange rate changes
                    on cash equivalents              2,529             7,763
                                           ---------------    ---------------
              INCREASE (DECREASE) IN
                       CASH AND CASH
                         EQUIVALENTS            (  189,250)       (  116,565)

Cash and cash equivalents at
  beginning of period                              209,438           143,238
                                           ---------------    ---------------
                       CASH AND CASH
                      EQUIVALENTS AT
                       END OF PERIOD       $        20,188    $       26,673
                                           ===============    ===============

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT - COMPUTATION OF EARNINGS PER SHARE

                             Six Months Ended            Quarter Ended
                               September 30              September 30
                             ----------------            ----------------
                            1996          1995         1996          1995
                        ------------  -----------  ------------  ------------
Average number of
  shares of Class A
  Common Stock            2,010,385    2,010,385     2,010,385     2,010,385

Effect of conversion
  of Class
  B Common Stock            175,000      175,000       175,000       175,000
                       ------------  ------------  ------------  ------------
               Total      2,185,385    2,185,385     2,185,385     2.185,385
                       ============  ============  ============  ============
Net earnings (loss)     $(  922,228) $(  391,325)   $( 363,761)   $( 384,062)
                       ============  ============  ============  ============
Net earnings per share $    (0.42)   $    (0.18)   $   (0.17)    $   (0.18)
                       ============  ============  ============  ============


ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues for the quarter ended September 30, 1996 were $2,210,189 compared to $3,453,983 for the same period in the prior year. The overall decrease in revenues is attributable to the effects of discountinuing certain marine electronics products during the quarter ended June 30, 1996 ($618,000 less in the quarter ended September 30, 1996 when compared to the same period in the prior year), reduced shipments of weather display terminals ($584,000 less in the quarter) and reduced sales of paper ($130,000 less in the quarter). These reductions were partially offset by increased revenues from the sales of the Company's 9315CTP and 9315TRT printers, which experienced a $137,000 increase in sales over the same period in the prior year.

Gross profit, as a percent of sales, was 16.3% for the quarter ended
September 30, 1996 compared to 20.8% for the same period in the prior year. The 1995 margin was adversely effected by the sale of certain marine electronics products at reduced margin as part of the discontinuation of these products.

Selling, administrative and general expenses were approximately $360,000 less for the quarter when compared to the same period in the prior year due to the elimination of selling, marketing and advertising expenses relating to marine electronics and the continuation of cost containment measures.

Revenues for the six months ended September 30, 1996 were $4,659,142 compared to $7,288,470 for the same period in the prior year. The overall decrease in revenues is attributable to the effects of discountinuing certain marine electronics products during the quarter ended June 30, 1996 ($1,380,000 less in the six months ended September 30, 1996 when compared to the same period in the prior year), reduced shipments of weather display terminals ($1,150,000 less for the period) and reduced sales of paper ($250,000 less for the period). These reductions were partially offset by increased revenues from the sales of the Company's 9315CTP and 9315TRT printers, which experienced a $297,000 increase in sales over the same period in the prior year.

Gross profit, as a percent of sales, was 21.4% for the six months compared to 25.7% for the same period in the prior year. The 1996 margin was adversely effected by the sale of certain marine electronics products at reduced margin as part of the discontinuation of these products.

Selling, administrative and general expenses were approximately $343,000 less for the six months ended September 30, 1996 when compared to the same period in the prior year due to the elimination of selling, marketing and advertising expenses relating to marine electronics and the continuation of cost containment measures.

Cash and cash equivalents decreased by $189,000 for the six months ended September 30, 1996. This decrease was primarily due to operating losses for the period and the repayment of debt. These activities were substantially funded through the sale of assets.

The Company continues to implement cost containment measures with the objective of maintaining revenues and reducing costs. Concurrently the Company is reviewing strategic alternatives with respect to all of its product lines and assets. The alternatives under consideration include divestiture of some or all of its product lines and liquidation of some or all of its assets.

As previously announced, the Company sold a portion of it's real estate holdings in Westborough, Massachusetts for $400,000. The property sold consisted of a facility with approximately 20,000 square feet of manufacturing and office space and approximately 8 acres of land. The Company continues to market it's remaining real estate holdings which consists of approximately 60,000 square feet of manufacturing and office space and approximately
18 acres of land.

ALDEN ELECTRONICS, INC. AND SUBSIDIARIES

PART II  --  OTHER INFORMATION

ITEMS 1- 3-- INCLUSIVE

Not Applicable

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  --  OTHER INFORMATION

Not applicable

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27. Financial Data Schedule.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALDEN ELECTRONICS, INC.


                         Date: November 14, 1996


                         By:/s/ Robert J. Wentworth
                         ______________________
                         Robert J. Wentworth
                         President and
                         Chief Financial Officer
                         (Principal Officer)