Form 10-Q
period 1996-12-31
ALDEN ELECTRONICS INC
filed 1997-02-28
CIK 3398

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended December 31, 1996   Commission file number 1-7404

                                AEIRE Corp.
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

                           ALDEN ELECTRONICS, INC.
       ___________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes ___X____   No ______

Number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class A Common Stock -- 2,010,385 shares

                Class B Common Stock --    25,000 shares

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

AEIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31            March 31
                                               1996                  1996
                                         ---------------       ----------------
                                         (unaudited)            (note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $      239,363         $      209,438
Trade accounts receivable,
  less allowance of $113,000                  1,787,557              2,087,215
Inventories:
  Finished Goods                                261,360                435,153
  Work in Process                               266,141              1,080,012
  Parts & Materials                             159,507                207,606
                                         ---------------        ---------------
                                                687,008              1,722,771
Prepaid Expenses                                173,707                132,941
Deferred Income Tax Asset                        20,000                 20,000
Long-lived assets held for
  disposal                                      962,695
Reserve for loss on sale of assets           (1,320,000)
                                        ----------------        ---------------
TOTAL CURRENT ASSETS                          2,550,330             4,172,365

PROPERTY, PLANT AND
  EQUIPMENT
    Land & Buildings                          2,819,733              3,731,776
    Equipment on Lease                                                 282,176
    Other Machinery and Equipment                                    7,748,327
                                        ----------------       ----------------
                                              2,819,733             11,762,279
Less Allowance for depreciation               1,470,509              8,600,223
                                         ---------------       ----------------
                                              1,349,224              3,162,056

Other assets                                     20,000                 29,921
                                        ----------------       ----------------
                                        $     3,919,554        $     7,364,342
                                        ================       ================

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

AEIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                          December 31              March 31
                                              1996                   1996
                                        ----------------        ---------------
                                        (unaudited)             (note)
LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                           $       230,557       $        400,000
Accounts payable                                845,140              1,480,823
Accrued expenses                                624,138                714,433
Accrued warranty expenses                       243,323                348,323
Deferred revenue                                157,329                109,736
Other current liabilities                       321,776                327,697
Current Portion - Long term debt                                       330,155
                                        ----------------       ---------------
TOTAL CURRENT LIABILITIES                     2,422,263              3,711,167

DEFERRED INCOME TAXES                            25,000                 25,000

STOCKHOLDER'S EQUITY
Class A Common Stock, par value
  $1 per share-- authorized 2,500,000
  shares, issued 2,010,385                    2,010,385              2,010,385
Class B Common Stock, without par
  value-- authorized
  and issued 25,000 shares                           75                     75
Additional paid-in capital                    1,611,418              1,611,418
Retained earnings                            (2,119,484)                83,176
Currency translation adjustment                 (30,103)            (   76,879)
                                        ----------------       ---------------
                                              1,472,291              3,628,175
                                        ----------------       ---------------
                                        $     3,919,554        $     7,364,342
                                        ================       ===============

Note: The balance sheet at March 31, 1996 was derived from the audited financial statements at that date.


AEIRE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                           Nine months ended             Quarter Ended
                              December 31                 December 31
                            ----------------            ----------------
                           1996          1995          1996          1995
                       ------------  ------------  ------------  ------------
REVENUES
  Net sales and
    service revenues   $ 6,278,069   $ 9,636,198   $ 1,974,988   $ 2,733,644
  Income from leased
    equipment              519,731       549,646       166,722       180,036
  Interest income            5,277        17,040         2,241           734
                       ------------  ------------  ------------  ------------
                         6,803,077    10,202,884     2,143,951     2,914,414
COSTS AND EXPENSES
  Cost of products
    sold and expenses
    of leasing
    equipment            5,166,355     8,484,909     1,502,537     3,070,610
  Selling,
    administrative
    and general          2,406,235     3,156,151       586,330       993,338
  Interest expense          71,589       104,217        17,559        27,405
  Loss on sale or
    write-down of
    assets               1,351,786       766,886     1,320,600       766,886
                       ------------  ------------  ------------  ------------
                         8,995,965    12,512,163     3,427,026     4,858,239
                       ------------  ------------  ------------  ------------
EARNINGS (LOSS) BEFORE
          INCOME TAXES  (2,192,888)   (2,309,279)   (1,283,075)   (1,943,825)
INCOME TAXES (BENEFIT)       9,770        72,905    (    2,645)       47,034
                       ------------  ------------  ------------  ------------
   NET EARNINGS (LOSS) $(2,202,658)  $(2,382,184)  $(1,280,430)  $(1,990,859)
                       ============  ============  ============  ============

Net Earnings (loss)
  per share            $  ( 1.01)    $  ( 1.09)    $  ( 0.59)    $  ( 0.91)
                       ============  ============  ============  ============

Note:  No dividends were declared during the periods presented.


AEIRE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Nine Months Ended
                                                       December 31
                                                    ----------------
                                                1996                1995
                                          ----------------    ---------------
OPERATING ACTIVITIES
Net (loss)                                $   ( 2,202,658)   $   ( 2,382,184)
Adjustments to reconcile net
earnings to net cash provided by
 operating activities;
     Depreciation & amortization                  423,630            784,920
     Provision for doubtful accounts                                  32,500
     Provision for inventory and equipment
       write-downs and loss on disposal of
       assets                                   1,350,902            956,886
     Provision for warranty costs                                    350,000
     Decrease/(increase) in operating assets
          and (decrease)/increase in
          liabilities:
             Accounts receivable                  419,306            237,861
             Refundable income taxes                                  98,000
             Inventories                          326,720            871,625
             Other current assets            (     39,552)            17,793
             Accounts payable, accrued
                expenses and other
                current liabilities          (    578,704)        (  153,495)
             Deferred revenue                      47,593             40,961
             Foreign currency translation                         (   12,010)
                                           --------------     ---------------
                NET CASH PROVIDED BY
                 (USED IN) OPERATING
                          ACTIVITIES         (    252,763)            842,857

INVESTING ACTIVITIES

     Proceeds from sales of assets                944,677
     Purchases of property, plant
          and equipment                        (  181,718)        (  406,997)
                                          ---------------     ---------------
                  NET CASH USED FOR
               INVESTING ACTIVITIES               762,959         (  406,997)

FINANCING ACTIVITIES
     Principal payments on
         long term debt and
         Notes payable                         (  499,598)        (  322,558)
     Sale of treasury stock                                            2,086
                                           ---------------    ---------------
                   NET CASH USED FOR
               FINANCING  ACTIVITIES           (  499,598)        (  320,472)

                                           ---------------    ---------------

  Effect of exchange rate changes
                    on cash equivalents             19,327             7,763
                                           ---------------    ---------------
              INCREASE (DECREASE) IN
                       CASH AND CASH
                         EQUIVALENTS                29,925           123,151

Cash and cash equivalents at
  beginning of period                              209,438           143,238
                                           ---------------    ---------------
                       CASH AND CASH
                      EQUIVALENTS AT
                       END OF PERIOD       $       239,363    $      266,389
                                           ===============    ===============

AEIRE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the period ended December 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

NOTE B -- Disposition of Assets

On January 31, 1997, AEIRE Corp. f/k/a Alden Electronics, Inc., pursuant to an Asset Purchase Agreement of December 19, 1996, sold all of its operating assets, consisting of its meteorological and imaging operations, to a company affiliated with Platinum Equity Holdings, an investment company. The purchase price included a cash payment of $125,000, a promissory note in the principal amount of $125,000 and the assumption of obligations related to the assets and operations acquired. The Company will continue to own its real property located in Westborough, Massachusetts.

As of December 31, 1996 the Company has reclassified long-lived assets relating to this transaction as current assets and recorded a $1,320,000 charge to operations to reflect the excess net recorded value of assets sold (recorded value of assets sold less the recorded value of liabilities assumed) over purchase price.

As part of the transaction, the Company changed its name from Alden Electronics, Inc. to AEIRE Corp.

AEIRE CORP. AND SUBSIDIARIES

EXHIBIT - COMPUTATION OF EARNINGS PER SHARE

                             Nine Months Ended            Quarter Ended
                                December 31                December 31
                             ----------------            ----------------
                            1996          1995         1996          1995
                        ------------  -----------  ------------  ------------
Average number of
  shares of Class A
  Common Stock            2,010,385    2,010,385     2,010,385     2,010,385

Effect of conversion
  of Class
  B Common Stock            175,000      175,000       175,000       175,000
                       ------------  ------------  ------------  ------------
               Total      2,185,385    2,185,385     2,185,385     2.185,385
                       ============  ============  ============  ============
Net earnings (loss)     $(2,202,658) $(2,382,184)  $(1,280,430)  $(1,990,859)
                       ============  ============  ============  ============
Net earnings per share $    (1.01)   $    (1.09)   $   (0.59)    $   (0.91)
                       ============  ============  ============  ============


AEIRE CORP. AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues for the quarter ended December 31, 1996 were $2,143,951 compared to $2,914,414 for the same period in the prior year. The overall decrease in revenues is attributable to the effects of discountinuing certain marine electronics products during the quarter ended June 30, 1996 ($804,000 less in the quarter ended December 31, 1996 when compared to the same period in the prior year), reduced shipments of weather display terminals ($104,000 less in the quarter) and reduced sales of paper ($250,000 less in the quarter). These reductions were partially offset by increased revenues from the sales of the Company's 9315CTP and 9315TRT printers, which experienced a $230,000 increase in sales over the same period in the prior year and increased service revenues of $97,000 for the quarter.

Gross profit, as a percent of sales, was 29.9% for the quarter ended December 31, 1996 compared to -5.36% for the same period in the prior year. The 1995 margin was adversely effected by the recording of warranty reserves for $350,000 and $190,000 in additional reserves for excess and obsolete inventories. The 1996 margin also reflected improvement due to product mix.

Selling, administrative and general expenses were approximately $407,000 less for the quarter when compared to the same period in the prior year due to the elimination of selling, marketing and advertising expenses relating to marine electronics and the continuation of cost containment measures.

Revenues for the nine months ended December 31, 1996 were $6,803,077 compared to $10,202,884 for the same period in the prior year. The overall decrease in revenues is attributable to the effects of discountinuing certain marine electronics products during the quarter ended June 30, 1996 ($2,190,000 less in the nine months ended December 30, 1996 when compared to the same period in the prior year), reduced shipments of weather display terminals ($1,254,000 less for the period) and reduced sales of paper ($500,000 less for the period). These reductions were partially offset by increased revenues from the sales of the Company's 9315CTP and 9315TRT printers, which experienced a $525,000 increase in sales over the same period in the prior year.

Gross profit, as a percent of sales, was 24.1% for the nine months compared to 16.8% for the same period in the prior year. The 1995 margin was adversely effected by the recording of warranty reserves for $350,000 and $190,000 in additional reserves for excess and obsolete inventories. The 1996 margin also reflected improvement due to product mix.

Selling, administrative and general expenses were approximately $750,000 less for the nine months ended December 31, 1996 when compared to the same period in the prior year due to the elimination of selling, marketing and advertising expenses relating to marine electronics and the continuation of cost containment measures.

Cash and cash equivalents increased by $30,000 for the nine months ended December 31, 1996. This increase was primarily due to the proceeds from the sale of assets offseting cash used to fund operating losses and the repayment of debt.

As noted above the Company has sold substantially all of its operating assets. A component of the sale price was that the buyer assumed substanially all of the obligations of the Company, with the exception of amounts due to the Company's bank, certain costs of the transaction and income tax obligations. The buyer also agreed to lease a portion of the Company's real property for a period of twelve months. Proceeds from the sale were used to extinguish the remaining bank debt.

Management is actively marketing the Company's real estate.

It is the opinion of management that income from the lease of it's property and prinicipal and interest to be received on the note issued by the buyer will be sufficent to meet it's ongoing obligations.

AEIRE CORP. AND SUBSIDIARIES

PART II  --  OTHER INFORMATION

ITEMS 1- 3-- INCLUSIVE

Not Applicable

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 1997 the Company held a special meeting of stockholders at which the sale of substantially all of it's operating assets was approved by it's voting stockholders.

At this meeting a change in the name of the Company to AEIRE Corp. was also approved.


ITEM 5  --  OTHER INFORMATION

Not applicable

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

On January 9, 1997 and February 14, 1997, the Company filed Reports on Form 8-K regarding the disposition of certain assets which occured on January 31, 1997.

Exhibit 27. Financial Data Schedule.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AEIRE Corp.


                         Date: February 28, 1997


                         By:/s/ Robert J. Wentworth
                         ______________________
                         Robert J. Wentworth
                         President and
                         Chief Financial Officer
                         (Principal Officer)